Form 10-Q
period 1997-06-30
SWIFT ENERGY PENSION PARTNERS 1994-C LTD
filed 1997-08-13
CIK 934466

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                 PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                              3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                   4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                   5

            Notes to Financial Statements                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           8

PART II.    OTHER INFORMATION                                                                     10


SIGNATURES                                                                                        11

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       51,456       $      112,860
              Nonoperating interests income receivable                                         41,880              103,831
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        93,336              216,691
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,845,613            2,828,961
         Less-Accumulated amortization                                                     (1,022,855)            (477,502)
                                                                                       ---------------     ----------------
                                                                                            1,822,758            2,351,459
                                                                                       ---------------     ----------------
                                                                                       $    1,916,094       $    2,568,150
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                                   4,401                1,635
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,911,693            2,566,515
                                                                                       ---------------     ----------------
                                                                                       $    1,916,094       $    2,568,150
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                              ---------------------------------  ---------------------------------
                                                     1997             1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        45,472   $       160,707  $       112,012   $       280,086
   Interest income                                        699             1,638            1,803             3,148
                                              ---------------   ---------------  ---------------   ---------------
                                                       46,171           162,345          113,815           283,234
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        59,121            46,437          545,353           104,748
   General and administrative                          13,703            18,591           29,994            35,899
                                              ---------------   ---------------  ---------------   ---------------
                                                       72,824            65,028          575,347           140,647
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       (26,653)  $        97,317  $      (461,532)  $       142,587
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.01)  $           .03  $          (.17)  $           .05
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1997                      1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (461,532)         $       142,587
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     545,353                  104,748
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 61,951                  (58,947)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              145,772                  188,388
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (16,652)                 (73,427)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                    3,230
    Increase (decrease) in payable related to excess costs                               2,766                     (277)
                                                                               ---------------          ---------------
    Net cash provided by (used in) investing activities                                (13,886)                 (70,474)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (193,290)                (149,858)
                                                                                 --------------           --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (61,404)                 (31,944)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       112,860                  185,666
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       51,456          $       153,722
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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has expended all of the Interest Holder's commitments available for property acquisitions by acquiring nonoperating interests in producing oil and gas properties.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 72 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $109,443 or 54 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 58 percent in gas production and 40 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 34 percent or $.88/MCF when compared to second quarter 1996 gas prices, further contributing to the decreased revenues.

      Associated amortization expense decreased 51 percent or $53,503.

      The Partnership recorded an additional provision in amortization in the second quarter of 1997 for $35,140 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 60 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $156,375 or 42 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 55 percent in gas production and 39 percent in oil production were major contributing factors to the decreased revenues for the period. Increased oil prices of 10 percent or $1.65/BBL partially offset the production declines.

      Associated amortization expense declined 51 percent or $53,503.

      The Partnership recorded an additional provision in amortization in the first six months of 1997 for $494,108 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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

Date:     August 4, 1997           By:        /s/ John R. Alden
          --------------                      ----------------------------------
                                              John R. Alden
                                              Senior Vice President, Secretary
                                              and Principal Financial Officer

Date:     August 4, 1997           By:        /s/ Alton D. Heckaman, Jr.
          --------------                      ----------------------------------
                                              Alton D. Heckaman, Jr.
                                              Vice President, Controller
                                              and Principal Accounting Officer