Form 10-Q
period 1997-09-30
SWIFT ENERGY PENSION PARTNERS 1994-C LTD
filed 1997-11-13
CIK 934466

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                   PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                 3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996     4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997  and 1996                    5

      Notes to Financial Statements                                                  6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   9

PART II.    OTHER INFORMATION                                                       11


SIGNATURES                                                                          12

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       26,392       $      112,860
              Nonoperating interests income receivable                                         54,355              103,831
                                                                                       --------------       --------------
                   Total Current Assets                                                        80,747              216,691
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,851,207            2,828,961
         Less-Accumulated amortization                                                     (1,048,387)            (477,502)
                                                                                       --------------       --------------
                                                                                            1,802,820            2,351,459
                                                                                       --------------       --------------
                                                                                       $    1,883,567       $    2,568,150
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        2,429       $        1,635
                                                                                       --------------       --------------

         Partners' Capital                                                                  1,881,138            2,566,515
                                                                                       --------------       --------------
                                                                                       $    1,883,567       $    2,568,150
                                                                                       ==============       ==============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                     Nine Months Ended
                                                       September 30,                              September 30,
                                              ---------------------------------  ---------------------------------
                                                    1997             1996             1997                1996
                                              ---------------  ----------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        69,393   $       105,158  $       181,405   $       385,244
   Interest income                                        218             1,506            2,021             4,654
                                              ---------------   ---------------  ---------------   ---------------
                                                       69,611           106,664          183,426           389,898
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        25,532            30,575          570,885           135,323
   General and administrative                           8,087            17,093           38,081            52,992
                                              ---------------   ---------------  ---------------   ---------------
                                                       33,619            47,668          608,966           188,315
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        35,992   $        58,996  $      (425,540)  $       201,583
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .01   $           .02  $          (.15)  $           .07
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                ---------------------------------------
                                                                                       1997                     1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $     (425,540)         $       201,583
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     570,885                  135,323
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 49,476                  (67,069)
                                                                                --------------          ---------------
               Net cash provided by (used in) operating activities                     194,821                  269,837
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperaring interests in oil and gas properties                      (22,246)                 (76,903)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                             --                    3,221
    Increase (decrease) in payable related to excess costs                                 794                     (619)
                                                                                --------------          ---------------
               Net cash provided by (used in) investing activities                     (21,452)                 (74,301)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (259,837)                (240,458)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (86,468)                 (44,922)
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       112,860                  185,666
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       26,392          $       140,744
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

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has expended all of the Interest Holders' commitments available for property acquisitions by acquiring nonoperating interests in producing oil and gas properties.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 34 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $39,940 or 27 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 19 percent in gas production and 5 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 15 percent or $2.93/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated amortization expense decreased 16 percent or $5,043.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 53 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $196,314 or 38 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 46 percent in gas production and 30 percent in oil production were major contributing factors to the decreased revenues for the period. Increased oil prices of 2 percent or $.38/BBL partially offset the production declines.

      Associated amortization expense declined 43 percent or $58,546.

      The Partnership recorded an additional provision in amortization in the first nine months of 1997 for $494,108 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.


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


                                       SWIFT ENERGY PENSION
                                       PARTNERS 1994-C, LTD.
                                       (Registrant)

                            By:        SWIFT ENERGY COMPANY
                                       Managing General Partner


Date:  November 4, 1997     By:        /s/ John R. Alden
       ----------------                ----------------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:  November 4, 1997     By:        /s/ Alton D. Heckaman, Jr.
       ----------------                ----------------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer