Form 10-Q
period 1998-03-31
SWIFT ENERGY PENSION PARTNERS 1994-C LTD
filed 1998-05-15
CIK 934466

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1998 and December 31, 1997                   3

            Statements of Operations

                - Three month periods ended March 31, 1998 and 1997      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1998 and 1997      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 9

PART II.    OTHER INFORMATION                                           11


SIGNATURES                                                              12

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,010       $       13,559
              Nonoperating interests income receivable                                          8,920               36,304
                                                                                       ---------------     ----------------
                   Total Current Assets                                                         9,930               49,863
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,865,200            2,855,365
         Less-Accumulated amortization                                                     (1 127,188)          (1,071,311)
                                                                                       ---------------     ----------------
                                                                                            1,738,012            1,784,054
                                                                                       ---------------     ----------------
                                                                                       $    1,747,942       $    1,833,917
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        3,462       $        5,598
                                                                                       ---------------     ----------------

         Interest Holders' Capital (2,783,562 Interest Holders's SDIs;
                                    $1.00 per SDI)                                          1,718,727            1,802,068
         General Partners' Capital                                                             25,753               26,251
                                                                                       ---------------      ---------------
                   Total Partners' Capital                                                  1,744,480            1,828,319
                                                                                       ---------------     ----------------
                                                                                       $    1,747,942       $    1,833,917
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                       1998             1997
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        43,761   $        66,540
             Interest income                                                                  10             1,104
                                                                                 ---------------   ---------------
                                                                                          43,771            67,644
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization -
                Normal provision                                                          22,047            27,264
                Additional provision                                                      33,830           458,968
             General and administrative                                                   10,810            16,291
                                                                                 ---------------   ---------------
                                                                                          66,687           502,523
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       (22,916)  $      (434,879)
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1998                       $          (.01)
                                              ===============
         March 31, 1997                       $          (.16)
                                              ===============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                  -------------------------------------
                                                                                        1998                  1997
                                                                                  --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        (22,916)       $      (434,879)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        55,877                486,232
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   27,384                 40,570
        Increase (decrease) in accounts payable                                           (2,136)                 3,545
                                                                                  --------------         --------------
                 Net cash provided by (used in) operating activities                      58,209                 95,468
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
           in oil and gas properties                                                      (9,853)               (10,430)
        Proceeds from sale of nonoperating interests
           in oil and gas properties                                                          18                     --
                                                                                  --------------         --------------
                 Net cash provided by (used in) investing activities                      (9,835)               (10,430)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash distributions to partners                                                   (60,923)               (99,707)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (12,549)               (14,669)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          13,559                112,860
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,010        $        98,191
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $58,209 and $95,468 for the three months ended March 31, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $60,923 and $99,707 for the three months ended March 31, 1998 and 1997, respectively.

         The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

         Income from nonoperating interests decreased 34 percent in the first quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $42,181 or 35 percent in the first quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 39 percent or $1.40/MCF and in oil prices of 46 percent or $9.79/BBL had a significant impact on partnership performance. Also, current quarter gas production declined 16 percent when compared to first quarter 1997 gas production volumes, further contributing to decreased revenues.

         Total amortization expense for the first quarter of 1998 decreased 89 percent or $430,355 when compared to the first quarter of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 19 percent or $5,217 in the first quarter of 1998 when compared to the first quarter of 1997, relating to the decrease in gas production volumes.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Partnership recorded an additional provision in amortization for the first quarter in 1998 and 1997 of $33,830 and $458,968, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties, resulting in a full cost ceiling impairment. Using prices in effect at March 31, 1997, the Partnership would have recorded an additional provision at March 31, 1997 in the amount of $693,948.

         During 1998, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


Date:     May 5, 1998              By:        /s/ John R. Alden
          -----------                         ----------------------------------
                                              John R. Alden
                                              Senior Vice President, Secretary
                                              and Principal Financial Officer

Date:     May 5, 1998              By:        /s/ Alton D. Heckaman, Jr.
          -----------                         ----------------------------------
                                              Alton D. Heckaman, Jr.
                                              Vice President, Controller
                                              and Principal Accounting Officer