Form 10-Q
period 1998-06-30
SWIFT ENERGY PENSION PARTNERS 1994-C LTD
filed 1998-08-14
CIK 934466

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                    PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997     4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                     5

            Notes to Financial Statements                                            6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                             8

PART II.    OTHER INFORMATION                                                       10


SIGNATURES                                                                          11

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,061       $       13,559
              Nonoperating interests income receivable                                         18,533               36,304
                                                                                       ---------------     ----------------
                  Total Current Assets                                                         19,594               49,863
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,078,806            2,855,365
         Less-Accumulated amortization                                                     (1,514,544)          (1,071,311)
                                                                                       ---------------     ----------------
                                                                                            1,564,262            1,784,054
                                                                                       ---------------     ----------------
                                                                                       $    1,583,856       $    1,833,917
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      269,451       $        5,598
                                                                                       ---------------     ----------------

         Interest Holders' Capital (2,783,562 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           1,290,702            1,802,068
         General Partners' Capital                                                             23,703               26,251
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   1,314,405            1,828,319
                                                                                       ---------------     ----------------
                                                                                       $    1,583,856       $     1,833,917
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        20,695   $        45,472  $        64,456   $       112,012
   Interest income                                         51               699               61             1,803
                                              ---------------   ---------------  ---------------   ---------------
                                                       20,746            46,171           64,517           113,815
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                       387,356            59,121          443,233           545,353
   General and administrative                          12,695            13,703           23,505            29,994
                                              ---------------   ---------------  ---------------   ---------------
                                                      400,051            72,824          466,738           575,347
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $      (379,305)  $       (26,653) $      (402,221)  $      (461,532)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.14)  $          (.01) $          (.14)  $          (.17)
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1998                    1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (402,221)         $      (461,532)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     443,233                  545,353
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 17,771                   61,951
        Increase (decrease) in accounts payable                                        263,853                    2,766
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              322,636                  148,538
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                     (223,441)                 (16,652)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (111,693)                (193,290)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (12,498)                 (61,404)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        13,559                  112,860
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,061          $        51,456
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        2,967          $            --
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

     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $322,636 and $148,538 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $111,693 and $193,290 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 54 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $23,177 or 24 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased oil prices. Current quarter oil prices declined 37 percent or $5.81/BBL. The decrease in oil prices had a significant impact on partnership performance. Also, oil production decreased 19 percent further contributing to the decreased revenues. Declines in revenues were partially offset by an increase in gas prices of 36 percent or $.61/MCF when compared to second quarter 1997 prices.

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

Six Months Ended June 30, 1998 and 1997

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


                                         SWIFT ENERGY PENSION
                                         PARTNERS 1994-C, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner

Date:     August 4, 1998      By:        /s/ John R. Alden
          --------------                 ---------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1998      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 ---------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer