Form 10-Q
period 1999-03-31
SWIFT ENERGY PENSION PARTNERS 1994-C LTD
filed 1999-05-11
CIK 934466

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                   3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                10

PART II.    OTHER INFORMATION                                           12


SIGNATURES                                                              13

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1999                 1998
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,103       $        1,099
              Nonoperating interests income receivable                                         27,014               37,894
                                                                                       ---------------      ---------------
                  Total Current Assets                                                         28,117               38,993
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,157,999            3,151,104
         Less-Accumulated amortization                                                     (2,351,441)          (2,339,662)
                                                                                       ---------------      ---------------
                                                                                              806,558              811,442
                                                                                       ---------------      ---------------
                                                                                       $      834,675       $      850,435
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      395,617       $      398,165
                                                                                       ---------------      ---------------

         Interest Holders' Capital (2,783,562 Interest Holders' SDIs;
                                   $1.00 per SDI)                                             412,411              427,879
         General Partners' Capital                                                             26,647               24,391
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     439,058              452,270
                                                                                       ---------------      ---------------
                                                                                       $      834,675       $      850,435
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                       1999             1998
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        23,068   $        43,761
             Interest income                                                                   5                10
                                                                                 ---------------   ---------------
                                                                                          23,073            43,771
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization -
               Normal provision                                                           11,779            22,047
               Additional provision                                                           --            33,830
             General and administrative                                                   14,106            10,810
                                                                                 ---------------   ---------------
                                                                                          25,885            66,687
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        (2,812)  $       (22,916)
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per SDI

         March 31, 1999                       $            --
                                                 ============
         March 31, 1998                       $          (.01)
                                                 ============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                  -------------------------------------
                                                                                        1999                  1998
                                                                                  --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         (2,812)       $       (22,916)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        11,779                 55,877
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   10,880                 27,384
        Increase (decrease) in accounts payable                                           (2,548)                (2,136)
                                                                                  --------------         --------------
                 Net cash provided by (used in) operating activities                      17,299                 58,209
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests in oil and gas properties                     (7,569)                (9,853)
        Proceeds from sale of nonoperating interests in oil and gas properties               674                     18
                                                                                  --------------         --------------
                 Net cash provided by (used in) investing activities                      (6,895)                (9,835)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash distributions to partners                                                   (10,400)               (60,923)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           4                (12,549)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,099                 13,559
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,103        $         1,010
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $17,299 and $58,209 for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $10,400 and $60,923 for the three months ended March 31, 1999 and 1998, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      Income from nonoperating interests decreased 47 percent in the first quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales declined $17,314 or 22 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, due to normal production decline from the partnership's wells and lower gas and oil prices. Current quarter gas and oil production declined 3 percent and 20 percent, respectively, when compared to first quarter 1998 production volumes. Gas prices declined 17 percent or $.37 to an average $1.82/MCF and oil prices declined 8 percent or $.87/BBL to an average $10.57/BBL for the quarter.

      Corresponding production costs per equivalent MCF remained flat in the first quarter of 1999 compared to the first quarter of 1998 as total production costs decreased 12 percent.

      Total amortization expense for the first quarter of 1999 decreased 79 percent or $44,098 when compared to the first quarter of 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 47 percent or $10,268 in the first quarter of 1999 when compared to the first quarter of 1998, relating to the decrease in production volumes.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The Partnership recorded an additional provision in amortization for the first quarter in 1998 of $33,830 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

      During 1999, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


Date:     May 5, 1999              By:        /s/ John R. Alden
          -----------                         ----------------------------------
                                              John R. Alden
                                              Senior Vice President, Secretary
                                              and Principal Financial Officer

Date:     May 5, 1999              By:        /s/ Alton D. Heckaman, Jr.
          -----------                         ----------------------------------
                                              Alton D. Heckaman, Jr.
                                              Vice President, Controller
                                              and Principal Accounting Officer