Form 10-Q
period 1999-06-30
SWIFT ENERGY PENSION PARTNERS 1994-C LTD
filed 1999-08-06
CIK 934466

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                    PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1999 and December 31, 1998                                3

            Statements of Operations

                - Three month and six month periods ended June 30, 1999 and 1998     4

            Statements of Cash Flows

                - Six month periods ended June 30, 1999 and 1998                     5

            Notes to Financial Statements                                            6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                             9

PART II.    OTHER INFORMATION                                                       11


SIGNATURES                                                                          12

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                                 BALANCE SHEETS



                                                                                  June 30,            December 31,
                                                                                    1999                  1998
                                                                               ---------------       ---------------
                                                                                (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                               $          1,116      $          1,099
     Nonoperating interests income receivable                                          65,925                37,894
                                                                               ---------------       ---------------
          Total Current Assets                                                         67,041                38,993
                                                                               ---------------       ---------------

Nonoperating interests in oil and gas
     properties, using full cost accounting                                         3,023,735             3,151,104
Less-Accumulated amortization                                                      (2,362,913)           (2,339,662)
                                                                               ---------------       ---------------
                                                                                      660,822               811,442
                                                                               ===============       ===============
                                                                             $        727,863      $        850,435
                                                                               ===============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                        $        283,136      $        398,165
                                                                               ---------------       ---------------


Interest Holders' Capital (2,783,562 Interest Holders'
                          SDIs; $1.00 per SDI)                                        413,776               427,879
General Partners' Capital                                                              30,951                24,391
                                                                               ---------------       ---------------
          Total Partners' Capital                                                     444,727               452,270
                                                                               ===============       ===============
                                                                             $        727,863      $        850,435
                                                                               ===============       ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                    Three Months Ended                        Six Months Ended
                                                         June 30,                                 June 30,
                                             ---------------------------------        ---------------------------------
                                                 1999               1998                  1999               1998
                                             --------------     --------------        --------------     --------------
REVENUES:
     Income from nonoperating interests     $         36,247   $         20,695      $        59,315    $        64,456
     Interest income                                      13                 51                   18                 61
                                              ---------------    ---------------       --------------     --------------
                                                      36,260             20,746               59,333             64,517
                                              ---------------    ---------------       --------------     --------------


COSTS AND EXPENSES:
     Amortization                                     11,472            387,356               23,251            443,233
     General and administrative                       10,719             12,695               24,825             23,505
                                              ---------------    ---------------       --------------     --------------
                                                      22,191            400,051               48,076            466,738
                                              ===============    ===============       ==============     ==============
NET INCOME (LOSS)                           $         14,069   $       (379,305)     $        11,257    $      (402,221)
                                              ===============    ===============       ==============     ==============




Limited Partners' net income (loss)
     per SDI                                $             --   $          (0.14)     $            --    $         (0.14)
                                              ===============    ===============       ==============     ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $         11,257      $       (402,221)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                                     23,251               443,233
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable            (28,031)               17,771
               Increase (decrease) in accounts payable                                   (115,029)              263,853
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                            (108,552)              322,636
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                        (22,441)             (223,441)
     Proceeds from sales of nonoperating interests in oil and gas properties              149,810                    --
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                             127,369             (223,441)
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                       (18,800)             (111,693)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           17               (12,498)
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            1,099                13,559
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $          1,116      $          1,061
                                                                                   ===============       ===============


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                    $         10,788      $          2,967
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

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(7)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner has either replaced or updated mission critical systems and expects to complete testing during the third quarter of 1999 and continue remedial actions as needed.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed during the third quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(108,552) and $322,636 for the six months ended June 30, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $149,180 for the six months ended June 30, 1999. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $18,800 and $111,693 for the six months ended June 30, 1999 and 1998, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1999 (current quarter) when compared to the quarter ended June 30, 1998 (corresponding quarter), and for the six months ended June 30, 1999 (current period), when compared to the six months ended June 30, 1998 (corresponding period).

Three Months Ended June 30, 1999 and 1998

      Income from nonoperating interests increased 75 percent in the second quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales increased $1,660 or 2 percent in the second quarter of 1999 when compared to the corresponding quarter in 1998. Current quarter oil and gas production declined 11 percent and 15 percent, respectively, when compared to second quarter 1998 production volumes. The partnership's sale of properties in 1999 had an impact on the partnership's production decline. Oil prices increased 44 percent or $4.38/BBL to an average of $14.29/BBL and gas prices increased 5 percent or $.11/MCF to an average of $2.44/MCF for the quarter.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF decreased 23 percent in the second quarter of 1999 compared to the second quarter of 1998 as total production costs decreased 32 percent, relating to the property sales in 1999.

      Total amortization expense for the second quarter of 1999 decreased 97 percent or $375,884 when compared to the second quarter of 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 51 percent or $11,914 in the second quarter of 1999 when compared to the second quarter of 1998, also related to the decline in production volumes.

      The Partnership recorded an additional provision in amortization in the second quarter in 1998 for $363,970 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

Six Months Ended June 30, 1999 and 1998

      Income from nonoperating interests decreased 8 percent in the first six months of 1999 when compared to the same period in 1998. Oil and gas sales declined $15,654 or 10 percent in the first six months of 1999 when compared to the corresponding period in 1998, primarily due to decreased oil and gas production. Current period oil and gas production declined 15 percent and 9 percent, respectively, when compared to the same period in 1998. The partnership's sale of properties in 1999 had an impact on the partnership's production decline. Oil prices increased 17 percent or $1.77/BBL to an average of $12.47/BBL and gas prices decreased 7 percent or $.15/MCF to an average of $2.11/MCF for the current period.

      Corresponding production costs per equivalent MCF decreased 13 percent in the first six months of 1999 compared to the corresponding period in 1998 as total production costs decreased 24 percent, relating to the property sales in 1999.

      Total amortization expense for the first six months of 1999 decreased 95 percent or $419,982 when compared to the first six months of 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 49 percent or $22,182 in the first six months of 1999 compared to the first six months of 1998, also related to the decline in production volumes.

      The Partnership recorded an additional provision in amortization for the first six months in 1998 of $397,800 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

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

Date:     August 4, 1999      By:        /s/ John R. Alden
          --------------                 ---------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1999      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 ---------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer