Form 10-Q
period 1999-09-30
SWIFT ENERGY PENSION PARTNERS 1994-C LTD
filed 1999-11-15
CIK 934466

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                            PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1999 and December 31, 1998                                    3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1999 and 1998        4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1999  and 1998                       5

            Notes to Financial Statements                                                     6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                     10

PART II.    OTHER INFORMATION                                                                13


SIGNATURES                                                                                   14

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                                 BALANCE SHEETS



                                                                                September 30,          December 31,
                                                                                    1999                  1998
                                                                               ---------------       ---------------
                                                                                (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                               $          1,129      $          1,099
     Nonoperating interests income receivable                                          30,570                37,894
                                                                               ---------------       ---------------
          Total Current Assets                                                         31,699                38,993
                                                                               ---------------       ---------------

Nonoperating interests in oil and gas
     properties, using full cost accounting                                         2,942,841             3,151,104
Less-Accumulated amortization                                                      (2,369,847)           (2,339,662)
                                                                               ---------------       ---------------
                                                                                      572,994               811,442
                                                                               ===============       ===============
                                                                             $        604,693      $        850,435
                                                                               ===============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                        $        147,715      $        398,165
                                                                               ---------------       ---------------


Interest Holders' Capital (2,783,562 Interest Holders'
                          SDIs; $1.00 per SDI)                                        421,459               427,879

General Partners' Capital                                                              35,519                24,391
                                                                               ---------------       ---------------
          Total Partners' Capital                                                     456,978               452,270
                                                                               ===============       ===============
                                                                             $        604,693      $        850,435
                                                                               ===============       ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                       Nine Months Ended
                                                        September 30,                           September 30,
                                              ----------------------------------       ---------------------------------
                                                   1999               1998                 1999               1998
                                              ---------------    ---------------       --------------     --------------
REVENUES:
     Income from nonoperating interests     $         39,404   $          6,113      $        98,720    $        70,570
     Interest income                                      13                 14                   31                 75
                                              ---------------    ---------------       --------------     --------------
                                                      39,417              6,127               98,751             70,645
                                              ---------------    ---------------       --------------     --------------


COSTS AND EXPENSES:
     Amortization                                      6,934            811,412               30,185          1,254,645
     General and administrative                       10,532              8,160               35,357             31,666
                                              ---------------    ---------------       --------------     --------------
                                                      17,466            819,572               65,542          1,286,311
                                              ===============    ===============       ==============     ==============
NET INCOME (LOSS)                           $         21,951   $       (813,445)     $        33,209    $    (1,215,666)
                                              ===============    ===============       ==============     ==============



Limited Partners' net income (loss)
     per SDI                                $           0.01   $          (0.29)     $          0.01    $         (0.44)
                                              ===============    ===============       ==============     ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $         33,209      $     (1,215,666)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                                     30,185             1,254,645
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable              7,324                16,283
               Increase (decrease) in accounts payable                                   (250,450)              372,531
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                            (179,732)              427,793
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                        (48,180)             (292,149)
     Proceeds from sales of nonoperating interests in oil and gas properties              256,443                    18
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                             208,263              (292,131)
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                       (28,501)             (148,146)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           30               (12,484)
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            1,099                13,559
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $          1,129      $          1,075
                                                                                   ===============       ===============


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                    $         12,813      $         10,683
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

      Oil and Gas Revenues -

                  Oil and gas revenues are reported using the entitlement method in which the Partnership recognizes its interest in oil and natural gas production as revenue.

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

(7)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner has implemented the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner has either replaced or updated mission critical systems and has substantially completed testing and will continue remedial actions as needed.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner has received certification as to Year 2000 compliance from vendors or third party consultants.

                  The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost is expected to be insignificant.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  The  failure  to correct a material  Year 2000  problem  could result in an interruption, or failure of certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it has resolved any Year 2000 problems concerning its financial and administrative systems. It is undeterminable how all the aspects of the Year 2000 will impact the Partnership. The most reasonably likely worst case scenario would involve a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the
        Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner has contacted its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be able to resolve in a timely manner any Year 2000 problems directly affecting the Managing General Partner or Partnership and to inform them of the Managing General Partner's internal assessment of its Year 2000 review. There can be no assurance that such third parties will not fail to appropriately address their Year 2000 issues or will not themselves suffer a Year 2000 disruption that could have a material adverse effect on the Partnership's activities, financial condition or operating results. Based upon these responses and any problems that arise, contingency plans or back-up systems would be determined and addressed.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Partnership was formed for the purpose of investing in nonoperating interests in producing oil and gas properties located within the continental United States and Canada. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership was formed, it commenced its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial Interest Holder distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to partners or Interest Holders reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners or Interest Holders are determined quarterly, based upon the net profits interest payment received from the companion operating partnership, less general and administrative expenses. The net profits interest payment is determined based upon net proceeds from sale of oil and gas production after payment of lease operating expense, taxes and development costs. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by (used in) operating activities totaled $(179,732) and $427,793 for the nine months ended September 30, 1999 and 1998, respectively. Cash used in operating activities in 1999 is related to a decrease in production from property sales in 1999 and a decrease in accounts payable related to prior period development costs. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $256,443 for the nine months ended September 30, 1999. These funds were used to repay the development costs burdens. Cash distributions totaled $28,501 and $148,146 for the nine months ended September 30, 1999 and 1998, respectively. Cash distributions in 1999 were significantly effected by the repayment of development costs out of cash provided by operations during the first nine months of 1999 as well as production declines from the Partnerships' nonoperating property interests and low oil and gas prices received during the first part of this year.

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

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1999 (current quarter) when compared to the quarter ended September 30, 1998 (corresponding quarter), and for the nine months ended September 30, 1999 (current period), when compared to the nine months ended September 30, 1998 (corresponding period).

Three Months Ended September 30, 1999 and 1998

      Income from nonoperating interests increased significantly in the third quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales increased $2,946 or 5 percent in the third quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to increased oil and gas prices. Oil prices increased 110 percent or $9.97/BBL to an average of $19.04/BBL and gas prices increased 46 percent or $.96/MCF to an average of $3.05/MCF for the quarter. Increased oil and gas prices helped offset the effect of decreased production. Current quarter production volumes decreased 39 percent as oil and gas production declined 50 percent and 24 percent, respectively, when compared to third quarter 1998 production volumes.

      The partnership's sale of several properties in 1999 had a significant impact on the partnership's production decline. Production from the properties sold comprised approximately 90 percent of the total production decline for the partnership in the third quarter of 1999 when compared to the corresponding quarter in 1998. Revenues in the third quarter of 1998 attributable to the properties subsequently sold in 1999 comprised 30 percent of the total revenues in the third quarter of 1998.

      Corresponding production costs per equivalent MCF decreased 19 percent in the third quarter of 1999 compared to the third quarter of 1998 and total production costs decreased 51 percent, relating to the property sales in 1999.

      Total amortization expense for the third quarter of 1999 decreased 99 percent or $804,478 when compared to the third quarter of 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 68 percent or $14,803 in the third quarter of 1999 compared to the third quarter of 1998, also related to the decline in production volumes.

      The Partnership recorded an additional provision in amortization in the third quarter of 1998 for $789,675, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

Nine Months Ended September 30, 1999 and 1998

      Income from nonoperating interests increased 40 percent in the first nine months of 1999 when compared to the same period in 1998. Oil and gas sales declined $12,707 or 6 percent in the first nine months of 1999 when compared to the corresponding period in 1998, primarily due to decreased oil and gas production. Current period production volumes decreased 21 percent as oil and gas production declined 27 percent and 13 percent, respectively, when compared to the same period in 1998. Oil prices increased 38 percent or $3.83/BBL to an average of $13.98/BBL and gas prices increased 7 percent or $.15/MCF to an average of $2.36/MCF for the current period. Increased oil and gas prices helped offset the effect of decreased production.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The partnership's sale of several properties in 1999 had a significant impact on the partnership's production decline. Production from the properties sold comprised approximately 80 percent of the total production decline for the partnership in the first nine months of 1999 when compared to the corresponding period in 1998. Revenues in the first nine months of 1998 attributable to the properties subsequently sold in 1999 comprised 31 percent of the total revenues in the first nine months of 1998.

      Corresponding production costs per equivalent MCF decreased 16 percent in the first nine months of 1999 compared to the corresponding period in 1998 and total production costs decreased 34 percent.

      Total amortization expense for the first nine months of 1999 decreased 98 percent or $1,224,460 when compared to the first nine months of 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 55 percent or $36,985 in the first nine months of 1999 compared to the first nine months of 1998, also related to the decline in production volumes.

      The Partnership recorded an additional provision in amortization in the first nine months in 1998 for $1,187,475, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

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


Date:  November 4, 1999        By:        /s/ John R. Alden
       ----------------                   -------------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:  November 4, 1999        By:        /s/ Alton D. Heckaman, Jr.
       ----------------                   -------------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer