Form 10-K
period 1999-12-31
SWIFT ENERGY PENSION PARTNERS 1994-C LTD
filed 2000-03-29
CIK 934466

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to
                                           -------------     ----------


                         Commission File number 0-25952

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                    (Exact name of registrant as specified in its Certificate of Limited Partnership)

         TEXAS                                        76-0447862
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

Yes   X   No
    -----    -----

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

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.

ITEM NO.                                            PART I                      PAGE
--------                                            ------                      ----
   1                       Business                                               I-1
   2                       Properties                                             I-5
   3                       Legal Proceedings                                      I-7
   4                       Submission of Matters to a Vote of
                             Security Holders                                     I-7


                                                     PART II
                                                     -------
   5                       Market Price of and Distributions on the
                             Registrant's SDIs and Related Interest
                             Holder Matters                                      II-1
   6                       Selected Financial Data                               II-2
   7                       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations       II-2
   8                       Financial Statements and Supplementary Data           II-4
   9                       Disagreements on Accounting and Financial
                             Disclosure                                          II-4


                                                     PART III
                                                     --------
  10                       Directors and Executive Officers of the
                             Registrant                                         III-1
  11                       Executive Compensation                               III-2
  12                       Security Ownership of Certain Beneficial
                             Owners and Management                              III-2
  13                       Certain Relationships and Related Transactions       III-2


                                                     PART IV
                                                     -------
  14                       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                             IV-1


                                                     OTHER
                                                     ------
                           Signatures

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1999, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Nonoperating Interests in Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

Liquidation

         In December 1999, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. During the first quarter of 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.


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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Operating Partnership had conveyed to the Registrant a net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership since the date of the Np/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 35% net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1999, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Chunchula Unit is located in Mobile County, Alabama, (Parker and Parsley acquisition) and produces from the Smackover horizon. This unit represents 67% of this Partnership's value.

         2. Approximately 24% of the Partnership's value is from the AWP Field in McMullen County, Texas (Bracken acquisition). The wells produce from the Olmos formation.

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

Production and Sales Price

         The following table summarizes the sales volumes of the Partnership's net oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's produced.

                                                    Net Production
                                      -------------------------------------------
                                                  For the Years Ended
                                                     December 31,
                                      -------------------------------------------
                                       1999              1998              1997
                                      -------           -------           -------
Net Volumes (Equivalent MCFs)          80,216           111,971           123,179

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                      $0.99             $0.44             $1.28

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    -------------------------------------------------------------------------------
                                            1999                          1998                        1997
                                    ----------------------      -----------------------      ----------------------
                                                   Natural                     Natural                     Natural
                                       Oil           Gas           Oil           Gas           Oil           Gas
                                    --------      --------      --------      --------       --------      --------
                                     (BBLS)        (MMCF)        (BBLS)        (MMCF)        (BBLS)         (MMCF)
Proved developed
   reserves at end of year            54,620         1,121        69,280          1,315       114,069         1,285
                                    ========      ========      ========      =========      ========      ========
Proved reserves
   Balance at beginning
     of year                         109,088         1,438       168,058          1,699       184,964         1,801

   Extensions, discoveries
     and other additions                  --            --            --             --            --            --

   Revisions of previous
     estimates                        34,994            (8)      (48,600)          (204)       (6,013)          (44)

   Sales of minerals in
     place                           (42,245)         (142)         (133)            (6)           --            --

   Production                         (6,833)          (39)      (10,237)           (51)      (10,893)          (58)
                                    --------      --------      --------      ---------      --------      --------

   Balance at end of year             95,004         1,249       109,088          1,438       168,058         1,699
                                    ========      ========      ========      =========      ========      ========


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

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1999:

                                                                 Reserves
                                                             December 31, 1999
                                                           ---------------------
                                                                        Natural                  Wells
                                                         Oil              Gas            --------------------------
Acquisition                 State(s)                   (BBLS)           (MMCF)            Gross              Net
----------                 ---------                  --------        ----------         --------          -------
Genesis                    TX                            1,678                 6               15             0.034
Corexcal                   LA                              148                15               28             0.008
Cox Exploration            TX                              122                 7               52             0.168
L L & E                    AL, MS                       12,013                 7               19             0.079
Parker & Parsley           AL, LA                       67,710               977               41             0.204
Bracken II                 TX                           13,333               237               58             0.905
                                                      --------        ----------         --------          --------
                                                        95,004             1,249              213             1.398
                                                      ========        ==========         ========          ========

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Interest Holders during the fourth quarter of the fiscal year covered by this report, except as discussed above in Item 1. "Liquidation" section.

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

Holders

         As of December 31, 1999, there were 296 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31,1998 and 1999, the Partnership distributed a total of $151,700 and $38,900, respectively, to holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, should be read in conjunction with the financial statements included in Item 8:

                                  1999               1998                1997               1996             1995
                             --------------     ---------------    ---------------     -------------     -------------
Revenues                     $      125,484     $       105,419    $       242,014     $     491,312     $     381,567
Income (Loss)                $       25,518     $    (1,214,003)   $      (407,368)    $     260,349     $      67,233
Total Assets                 $      612,824     $       850,435    $     1,833,917     $   2,568,150     $   2,703,205
Cash Distributions           $       38,900     $       162,046    $       330,828     $     329,872     $     249,808
Long Term Obligations        $           --     $            --    $            --     $          --     $          --
Interest Holders' Net
   Income (Loss) Per SDI     $          .01     $          (.36)   $          (.13)    $         .07     $          --
Interest Holders' Cash
   Distributions Per SDI     $          .01     $           .05    $           .11     $         .10     $         .08


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidation

         In December 1999, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. During the first quarter of 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

      Net cash provided by (used in) operating activities totaled $(151,108), $445,325 and $257,931 in 1999, 1998 and 1997, respectively. Cash used in operating activities in 1999 is related to a decrease in production from property sales in 1999 and a decrease in accounts payable related to prior period development costs. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $256,443 in 1999. These funds were used to repay the development costs burdens. Capital expenditures in 1999, 1998 and 1997 totaled $66,376, $295,739 and $26,404, respectively. Cash distributions to partners totaled $38,900, $162,046 and $330,828 in 1999, 1998 and 1997,
respectively. Cash distributions in 1999 were significantly effected by the repayment of development costs out of cash provided by operations in 1999 as well as production declines from the Partnerships' nonoperating property interests and low oil and gas prices received during the first part of this year.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.


      The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. As of December 31, 1999, the Partnership anticipates that its net profits interest will be burdened with approximately $81,564, $44,914 and $9,152 over the next three years, respectively, to develop and enhance the proved oil and gas reserves related to its nonoperating property interests. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

Results of Operations

         Income from nonoperating interests increased 19 percent in 1999 over 1998. Oil and gas sales declined $18,844 or 7 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 28 percent as oil and gas production declined 33 percent and 22 percent, respectively, when compared to 1998. Production declines were related to normal depletion and the Partnership's property sales. Oil prices increased 58 percent or $5.65/BBL to an average of $15.48/BBL and gas prices increased 11 percent or $0.25/MCF to an average of $2.47/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF increased 5 percent in 1999 compared to 1998, and total production costs decreased 25 percent in 1999, due to production declines.

         Total amortization expense for 1999 decreased 97 percent or $1,232,269 when compared to 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 55 percent or $44,794 in 1999 compared to 1998, related to the decline in production volumes.

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

         During 2000, Partnership revenues and costs are expected to be shared between the Interest Holders and general partners in an 85:15 ratio. Based on current oil and gas prices, anticipated levels of oil and gas production and expected cash distributions during 2000, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.


Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000 regarding the directors and executive officers of Swift.

                                                                                Position(s) with
         Name                              Age                              Swift and Other Companies
         ----                              ---                              -------------------------
                                                                   DIRECTORS
                                                                   ---------
A. Earl Swift                              66                          Chief Executive Officer and
                                                                       Chairman of the Board

Virgil N. Swift                            71                          Executive Vice President - Business
                                                                       Development, Vice Chairman of the Board

G. Robert Evans                            68                          Director of Swift; Chairman of the Board,
                                                                       Material Sciences Corporation;
                                                                       Director, Consolidated Freightways, Inc.,
                                                                       Fibreboard Corporation, Elco Industries, and
                                                                       Old Second Bancorp

Raymond O. Loen                            75                          Director of Swift; President, R. O. Loen
                                                                       Company

Henry C. Montgomery                        64                          Director of Swift; Chairman of the Board,
                                                                       Montgomery Financial Services Corporation;
                                                                       Director, Southwall Technology Corporation

Clyde W. Smith, Jr.                        51                          Director of Swift; President, Somerset
                                                                       Properties, Inc.

Harold J. Withrow                          72                          Director of Swift

                                                                   EXECUTIVE OFFICERS
                                                                   ------------------

Terry E. Swift                             44                          President

Joe A. D'Amico                             51                          Chief Operating Officer

John R. Alden                              54                          Senior Vice President - Finance,
                                                                       Chief Financial Officer and Secretary

Bruce H. Vincent                           52                          Senior Vice President - Funds Management

James M. Kitterman                         55                          Senior Vice President - Operations

Alton D. Heckaman, Jr.                     42                          Vice President - Finance and Controller

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

                                     III-2

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                           PAGE NO.
               --------------------                                           --------
               Report of Independent Public Accountants                         IV-2

               Balance Sheets as of December 31, 1999 and 1998                  IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                              IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1999, 1998 and 1997                              IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                              IV-6

               Notes to Financial Statements                                    IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal year has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Pension Partners 1994-C, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Pension Partners 1994-C, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Pension Partners 1994-C, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                                ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                          1999                 1998
                                                                     ---------------       --------------
         ASSETS:
         Current Assets:
              Cash and cash equivalents                              $         1,158       $        1,099
              Nonoperating interests income receivable                        26,373               37,894
                                                                     ---------------       --------------
                   Total Current Assets                                       27,531               38,993
                                                                     ---------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                       2,961,037            3,151,104
         Less-Accumulated amortization                                    (2,375,744)          (2,339,662)
                                                                     ---------------       --------------
                                                                             585,293              811,442
                                                                     ---------------       --------------
                                                                     $       612,824       $      850,435
                                                                     ===============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                       $       173,936       $      398,165
                                                                     ---------------       --------------


         Interest Holders' Capital (2,783,562 Interest Holders'
                                       SDIs;   $1.00 per SDI)                405,809              427,879
          General Partners' Capital                                           33,079               24,391
                                                                     ---------------       --------------
                   Total Partners' Capital                                   438,888              452,270
                                                                     ---------------       --------------
                                                                     $       612,824       $      850,435
                                                                     ===============       ==============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                          1999               1998               1997
                                                      --------------     --------------     --------------
        REVENUES:
             Income from nonoperating interests       $      125,425     $      105,320     $      239,896
             Interest income                                      59                 99              2,118
                                                      --------------     --------------     --------------
                                                             125,484            105,419            242,014
                                                      --------------     --------------     --------------


        COSTS AND EXPENSES:
             Amortization -
                  Normal                                      36,082             80,876             99,701
                  Additional                                      --          1,187,475            494,108
             General and administrative                       63,884             51,071             55,573
                                                      --------------     --------------     --------------
                                                              99,966          1,319,422            649,382
                                                      --------------     --------------     --------------
        NET INCOME (LOSS)                             $       25,518     $   (1,214,003)    $     (407,368)
                                                      ==============     ==============     ==============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                         Interest            General           Combining
                                          Holders           Partners           Adjustment            Total
                                       --------------     --------------     --------------     --------------
          Balance,
               December 31, 1996       $    2,178,436     $       30,723     $      357,356     $    2,566,515

          Income (Loss)                      (362,591)            27,156            (71,933)          (407,368)

          Cash Distributions                 (299,200)           (31,628)                --           (330,828)
                                       --------------     --------------     --------------     --------------

          Balance,
               December 31, 1997            1,516,645             26,251            285,423          1,828,319
                                       --------------     --------------     --------------     --------------

          Income (Loss)                    (1,000,525)             8,486           (221,964)        (1,214,003)

          Cash Distributions                 (151,700)           (10,346)                --           (162,046)
                                       --------------     --------------     --------------     --------------

          Balance,
               December 31, 1998              364,420             24,391             63,459            452,270
                                       --------------     --------------     --------------     --------------

          Income (Loss)                        14,192              8,688              2,638             25,518

          Cash Distributions                  (38,900)                --                 --            (38,900)
                                       --------------     --------------     --------------     --------------

          Balance,
               December 31, 1999       $      339,712     $       33,079     $       66,097     $      438,888
                                       ==============     ==============     ==============     ==============


          Interest Holders' net income (loss)
               per SDI

               1997                    $        (0.13)
                                       ==============

               1998                    $        (0.36)
                                       ==============

               1999                    $         0.01
                                       ==============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                    1999              1998             1997
                                                                                -------------     -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income (loss)                                                             $      25,518     $  (1,214,003)   $     (407,368)
      Adjustments to reconcile income (loss) to
           net cash provided by operations:
           Amortization                                                                36,082         1,268,351           593,809
           Change in assets and liabilities:
                (Increase) decrease in nonoperating interests income receivable        11,521            (1,590)           67,527
                Increase (decrease) in accounts payable                              (224,229)          392,567             3,963
                                                                                -------------     -------------    --------------
           Net cash provided by (used in) operating activities                       (151,108)          445,325           257,931
                                                                                -------------     -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to nonoperating interests in oil and gas properties                   (66,376)         (295,739)          (26,404)
      Proceeds from sales of nonoperating interests in oil and gas properties         256,443                --                --
                                                                                -------------     -------------    --------------
           Net cash provided by (used in) investing activities                        190,067          (295,739)          (26,404)
                                                                                -------------     -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                  (38,900)         (162,046)         (330,828)
                                                                                -------------     -------------    --------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      59           (12,460)          (99,301)
                                                                                -------------     -------------    --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          1,099            13,559           112,860
                                                                                -------------     -------------    --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $       1,158     $       1,099    $       13,559
                                                                                =============     =============    ==============






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

         Generally, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1999.

         In December 1999, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. During the first quarter of 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

Oil and Gas Revenues --

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

Cash and Cash Equivalents--

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective September 30, 1994, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1994-C, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1999, 1998 and 1997, the Partnership acquired nonoperating interests in producing oil and gas properties for $66,376, $295,739 and $26,404, respectively.

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

(4) Related Party Transactions -

         During 1999, 1998 and 1997, the Partnership paid Swift $40,111, $41,753 and $41,753, respectively, per year as a general and administrative overhead allowance.

         During 1999, 1998 and 1997, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $1,141 in 1999, $426 in 1998 and $2,750 in 1997 and are included in general and administrative expenses.

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

                   SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $86,907, $0 and $172,956, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                                                  SWIFT ENERGY PENSION
                                                  PARTNERS 1994-C, LTD.
                                                  (Registrant)

                                         By:      SWIFT ENERGY COMPANY
                                                   General Partner

Date:      March 10, 2000                By:      s/b A. Earl Swift
         -----------------                        ------------------------------
                                                  A. Earl Swift
                                                  Chief Executive Officer

Date:      March 10, 2000                By:      s/b John R. Alden
         -----------------                        ------------------------------
                                                  John R. Alden
                                                  Principal Financial Officer

Date:      March 10, 2000                By:      s/b Alton D. Heckaman, Jr.
         -----------------                        ------------------------------
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

                                                  SWIFT ENERGY PENSION
                                                  PARTNERS 1994-C, LTD.
                                                  (Registrant)

                                         By:      SWIFT ENERGY COMPANY
                                                   General Partner

Date:      March 10, 2000                By:      s/b A. Earl Swift
         -----------------                        ------------------------------
                                                  A. Earl Swift
                                                  Director and Principal
                                                  Executive Officer

Date:      March 10, 2000                By:      s/b Virgil N. Swift
         -----------------                        ------------------------------
                                                  Virgil N. Swift
                                                  Director and Executive
                                                  Vice President - Business
                                                  Development

Date:      March 10, 2000                By:      s/b G. Robert Evans
         -----------------                        ------------------------------
                                                  G. Robert Evans
                                                  Director

Date:      March 10, 2000                By:      s/b Raymond O. Loen
         -----------------                        ------------------------------
                                                  Raymond O. Loen
                                                  Director

Date:      March 10, 2000                By:      s/b Henry C. Montgomery
         -----------------                        ------------------------------
                                                  Henry C. Montgomery
                                                  Director

Date:      March 10, 2000                By:      s/b Clyde W. Smith, Jr.
         -----------------                        ------------------------------
                                                  Clyde W. Smith, Jr.
                                                  Director

Date:      March 10, 2000                By:      s/b Harold J. Withrow
         -----------------                        ------------------------------
                                                  Harold J. Withrow
                                                  Director